Form 10-K
period 2007-12-31
HSI Asset Loan Obligation Trust 2007-2
filed 2008-03-28
CIK 1412750

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140923-06

      HSI Asset Loan Obligation Trust 2007-2
      (exact name of issuing entity as specified in its charter)

      HSI Asset Securitization Corporation
      (exact name of the depositor as specified in its charter)

      HSBC Bank USA, National Association
      (exact name of the sponsor as specified in its charter)



  New York                                54-2201036
  (State or other jurisdiction of         54-2201037
  incorporation or organization)          54-2201038
                                          54-6760600
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
   (Address of principal executive              (Zip Code)
   offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  None.



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

There are no known legal proceedings pending against any party specified in 1117 of Regulation AB, or of which any property of the foregoing is subject, or any proceedings known to be contemplated by governmental authorities against any of the foregoing, that are material to security holders other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated October 31,2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

SunTrust Mortgage, Inc. has assessed its compliance with Applicable Servicing Criteria for the Reporting period and has identified two instances of noncompliance with the servicing criteria as set out in Section 229.1122(d)(1)(iv) and Section 229.1122(d)(2)(vii), respectively. In regards to the former, SunTrust Mortgage, Inc. did not strictly maintain the required fidelity bond coverage amount at all times during 2007. And, in regards to the latter, certain bank reconciliations contained items that required enhanced explanations and that were not fully resolved within 90 calendar days of original identification.

As to the issue identified at Section 229.1122(d)(1)(iv), SunTrust Mortgage, Inc. maintained fidelity bond coverage in the amount of $150MM throughout calendar year 2007, which was determined to be insufficient according to applicable FNMA transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust Mortgage, Inc. has requested a waiver from FNMA stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual FNMA review. FNMA has verbally agreed to this request, and SunTrust Mortgage, Inc. is working to formalize this agreement. Regarding the issue identified at Section 229.1122(d)(2)(vii), SunTrust Mortgage, Inc. has enhanced its procedures and controls around the relevant reconciliation process to prevent any future compliance concerns.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement dated as of October 1, 2007, among
        HSI Asset Securitization Corporation, Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (10.1) Mortgage Loan Purchase Agreement dated as of October 30, 2007, between HSI Asset Securitization Corporation and HSBC Bank USA, National Association (incorporated by reference to
         Exhibit 99.1 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (10.2) Assignment, Assumption and Recognition Agreement, dated as of
         October 30, 2007, among HSI Asset Securitization Corporation, American Home Mortgage Corp., American Home Mortgage Servicing, Inc., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of November 1, 2006, between American Home Mortgage Corp., American Home Mortgage Servicing, Inc. and HSBC Bank USA, National Association (incorporated by reference to Exhibit
         99.2 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (10.3) Assignment, Assumption and Recognition Agreement, dated as of
         October 30, 2007, among HSI Asset Securitization Corporation, HSBC Mortgage Corporation (USA), Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Servicing Agreement, dated as of May 1, 2006, between HSBC Mortgage Corporation (USA) and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.3 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (10.4) Assignment, Assumption and Recognition Agreement, dated as of
         October 30, 2007, among HSI Asset Securitization Corporation, Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing LP, Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase Agreement, dated as of September 1, 2006, between Countrywide Home Loans, Inc. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007) and (ii) the Servicing Agreement, dated as of September 1, 2006, between Countrywide Home Loans, Inc. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (10.5) Assignment, Assumption and Recognition Agreement, dated as of
         October 30, 2007, among HSI Asset Securitization Corporation and GreenPoint Mortgage Funding, Inc., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of March 1, 2007, between GreenPoint Mortgage Funding, Inc. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.5 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (10.6) Assignment, Assumption and Recognition Agreement, dated as of
         October 30, 2007, among HSI Asset Securitization Corporation and SunTrust Mortgage, Inc., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Servicing Agreement, dated November 1, 2006, between SunTrust Mortgage, Inc. and HSBC Bank USA, National Association (incorporated by reference to
         Exhibit 99.6 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (10.7) Assignment, Assumption and Recognition Agreement, dated as of
         October 30, 2007, among HSI Asset Securitization Corporation and Taylor, Bean & Whitaker Mortgage Corp., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of May 1, 2007, between Taylor, Bean & Whitaker Mortgage Corp. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.7 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (10.8) Reconstituted Servicing Agreement, dated as of October 30, 2007, by and among, HSI Asset Securitization Corporation and Wells
         Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding the Servicing Agreement, dated June 30, 2006, by and between HSBC Bank (USA) Inc. and Wells Fargo Bank,
         N.A.(incorporated by reference to Exhibit 99.8 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Countrywide Home Loans Servicing LP as Servicer
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
    33.3 HSBC Mortgage Corporation, USA as Servicer
    33.4 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    33.5 SunTrust Mortgage, Inc. as Servicer
    33.6 Wells Fargo Bank, N.A. as Servicer
    33.7 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
    33.8 Wells Fargo Bank, N.A. as Custodian
    33.9 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Countrywide Home Loans Servicing LP as Servicer
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
    34.3 HSBC Mortgage Corporation, USA as Servicer
    34.4 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    34.5 SunTrust Mortgage, Inc. as Servicer
    34.6 Wells Fargo Bank, N.A. as Servicer
    34.7 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
    34.8 Wells Fargo Bank, N.A. as Custodian
    34.9 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.



   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 HSBC Mortgage Corporation, USA as Servicer
    35.3 SunTrust Mortgage, Inc. as Servicer
    35.4 Wells Fargo Bank, N.A. as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   HSI Asset Loan Obligation Trust 2007-2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ John Lingenfelter
   John Lingenfelter, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement dated as of October 1, 2007, among
         HSI Asset Securitization Corporation, Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (10.1) Mortgage Loan Purchase Agreement dated as of October 30, 2007, between HSI Asset Securitization Corporation and HSBC Bank USA, National Association (incorporated by reference to
          Exhibit 99.1 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (10.2) Assignment, Assumption and Recognition Agreement, dated as of
          October 30, 2007, among HSI Asset Securitization Corporation, American Home Mortgage Corp., American Home Mortgage Servicing, Inc., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of November 1, 2006, between American Home Mortgage Corp., American Home Mortgage Servicing, Inc. and HSBC Bank USA, National Association (incorporated by reference to Exhibit
          99.2 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (10.3) Assignment, Assumption and Recognition Agreement, dated as of
          October 30, 2007, among HSI Asset Securitization Corporation, HSBC Mortgage Corporation (USA), Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Servicing Agreement, dated as of May 1, 2006, between HSBC Mortgage Corporation (USA) and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.3 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (10.4) Assignment, Assumption and Recognition Agreement, dated as of
          October 30, 2007, among HSI Asset Securitization Corporation, Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing LP, Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase Agreement, dated as of September 1, 2006, between Countrywide Home Loans, Inc. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007) and (ii) the Servicing Agreement, dated as of September 1, 2006, between Countrywide Home Loans, Inc. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (10.5) Assignment, Assumption and Recognition Agreement, dated as of
          October 30, 2007, among HSI Asset Securitization Corporation and GreenPoint Mortgage Funding, Inc., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of March 1, 2007, between GreenPoint Mortgage Funding, Inc. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.5 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (10.6) Assignment, Assumption and Recognition Agreement, dated as of
          October 30, 2007, among HSI Asset Securitization Corporation and SunTrust Mortgage, Inc., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Servicing Agreement, dated November 1, 2006, between SunTrust Mortgage, Inc. and HSBC Bank USA, National Association (incorporated by reference to
          Exhibit 99.6 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (10.7) Assignment, Assumption and Recognition Agreement, dated as of
          October 30, 2007, among HSI Asset Securitization Corporation and Taylor, Bean & Whitaker Mortgage Corp., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding (i) the Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of May 1, 2007, between Taylor, Bean & Whitaker Mortgage Corp. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.7 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (10.8) Reconstituted Servicing Agreement, dated as of October 30, 2007, by and among, HSI Asset Securitization Corporation and Wells
          Fargo Bank, N.A., and Deutsche Bank National Trust Company, regarding the Servicing Agreement, dated June 30, 2006, by and between HSBC Bank (USA) Inc. and Wells Fargo Bank,
          N.A.(incorporated by reference to Exhibit 99.8 to the Issuing Entity's Current Report on Form 8-K dated November 14, 2007 and filed with the Securities and Exchange Commission on November 14, 2007).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Countrywide Home Loans Servicing LP as Servicer
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
    33.3 HSBC Mortgage Corporation, USA as Servicer
    33.4 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    33.5 SunTrust Mortgage, Inc. as Servicer
    33.6 Wells Fargo Bank, N.A. as Servicer
    33.7 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
    33.8 Wells Fargo Bank, N.A. as Custodian
    33.9 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Countrywide Home Loans Servicing LP as Servicer
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
    34.3 HSBC Mortgage Corporation, USA as Servicer
    34.4 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    34.5 SunTrust Mortgage, Inc. as Servicer
    34.6 Wells Fargo Bank, N.A. as Servicer
    34.7 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
    34.8 Wells Fargo Bank, N.A. as Custodian
    34.9 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.


   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 HSBC Mortgage Corporation, USA as Servicer
    35.3 SunTrust Mortgage, Inc. as Servicer
    35.4 Wells Fargo Bank, N.A. as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
